Form 10-Q
period 1996-06-30
SQA INC
filed 1996-08-12
CIK 944257

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-Q


(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996.

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended to

                      Commission File number     0-27196
                                                 -------

                                   SQA, Inc.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                     04-3079083
  --------------------------              -----------------------------------
   (State of Incorporation)                (IRS Employer Identification No.)

                   1 Burlington Woods Dr. Burlington MA 01803
             -----------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                (617) 229-3500
                    ---------------------------------------
                     Telephone Number, Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 During the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X         NO
     -----           -----
As of    August 2, 1996    there were   8,026,239  shares of Common Stock,
       --------------------           -------------
$.01 par value, outstanding.

                                   SQA, Inc.

                               Index to Form 10-Q

                                                                        Page No.
                                                                        -------

Part I - Financial Statements
- - ------------------------------
          Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
           At June 30, 1996 and December 31, 1995                            3

          Condensed Consolidated Statements of Operations
           for the Three Months and Six Months Ended June 30,
           1996 and 1995                                                     4

          Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1996 and 1995                   5

          Notes to Condensed Consolidated Financial Statements               6

          Item 2. Management's Discussion and Analysis of Financial

           Condition and Results of Operations                               8
Part II - Other Information
- - ---------------------------
          Item 4. Submission of Matters to a Vote of Security-Holders       14

          Item 6. Exhibits and Reports on Form 8-K                          14

          Signatures                                                        16


                                   SQA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                             June 30,            Dec. 31,
                                               1996                1995
                                        ------------------  ------------------
             ASSETS
Current assets:
 Cash and cash equivalents                   $ 40,564            $ 36,444
 Accounts receivable, net                       4,168               2,635
 Prepaid expenses and other current
  assets                                        1,247                 476
                                             --------            --------
 Total current assets                          45,979              39,555
                                             --------            --------
Property and equipment, net                     2,151                 865
Other assets                                      260                  45
                                             --------            --------

 Total assets                                $ 48,390            $ 40,465
                                             ========            ========
 LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
 Accounts payable                            $  1,251            $    819
 Accrued expenses                               1,828               1,646
 Deferred revenue                               3,113               2,279
                                             --------            --------

 Total current liabilities                      6,192               4,744
                                             --------            --------
Stockholders' equity:                              --                  --

 Preferred Stock
   Authorized 5,000,000 shares, none
    issued and outstanding
 Common Stock                                      80                  77
   Authorized 18,000,000 shares. Issued
    and outstanding 8,008,239 at June 30,
    1996 and 7,660,699 at December 31, 1995
 Additional paid-in capital                    46,059              41,554
 Accumulated deficit                           (3,941)             (5,910)
                                             --------            --------

 Total stockholders' equity                    42,198              35,721
                                             --------            --------

 Total liabilities and stockholders' equity  $ 48,390            $ 40,465
                                             ========            ========

           See Notes to Condensed Consolidated Financials Statements.

                                   SQA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                          ----------------------    ----------------------
                                            1996          1995        1996          1995
                                          --------      --------    --------      --------
Revenue:
 License fees                             $ 3,501       $ 2,039     $ 6,530       $ 3,646
 Services                                   1,908           898       3,420         1,599
                                           ------        ------      ------        ------
  Total revenue                             5,409         2,937       9,950         5,245
                                           ------        ------      ------        ------
Cost of revenue:
 License fees                                 194           134         310           222
 Services                                     563           326       1,071           663
                                           ------        ------      ------        ------
  Total cost of revenue                       757           460       1,381           885
                                           ------        ------      ------        ------
 Gross profit                               4,652         2,477       8,569         4,360
                                           ------        ------      ------        ------
Operating expenses:
 Sales and marketing                        2,375         1,406       4,425         2,741
 Research and development                     953           572       1,737         1,177
 General and administrative                   605           489       1,098           966
                                           ------        ------      ------        ------
  Total operating expenses                  3,933         2,467       7,260         4,884
                                           ------        ------      ------        ------
Income (loss) from operations                 719            10       1,309          (524)
Other income, net                             437            67         851            85
                                           ------        ------      ------        ------
Income (loss) before provision for
income taxes                                1,156            77       2,160          (439)

Provision for income taxes                    116            --         191            --

Net income (loss)                         $ 1,040       $    77     $ 1,969       $  (439)
                                          =======       =======     =======       =======
Proforma (Note 3)

 Net income (loss) per share                $0.12         $0.01       $0.23        $(0.08)
 Shares used in computing net
 income (loss) per share                    8,850         5,900       8,668         5,841
                                            =====         =====       =====         =====

           See Notes to Condensed Consolidated Financial Statements.

                                   SQA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                       Six months ended
                                                           June 30,
                                                 ----------------------------
                                                     1996            1995
                                                 ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                $ 1,969        ($   439)
  Adjustments to reconcile net income (loss) to
    net cash flows provided by (used in)
    operating activities -
    Depreciation and amortization                      171              58
    Deferred income taxes                             (115)            - -
    Changes in assets and liabilities -
        Accounts receivable                         (1,533)         (1,290)
        Prepaid expenses and other current assets     (771)            (34)
        Accounts payable                               432            (299)
        Accrued expenses                               186             592
        Deferred revenue                               834             683
                                                    ------          ------
           Net cash provided by (used in)
            operating activities                     1,173            (729)
                                                    ------          ------

Cash flows from investing activities:
  Purchases of property and equipment               (1,457)           (230)
  Increase in other assets                                             - -
                                                      (100)
                                                    ------          ------

           Net cash (used in) investing activities  (1,557)           (230)
                                                    ------          ------

Cash flows from financing activities:
  Proceeds from sale of stock, net of issuance
   costs                                             4,372           4,468
  Proceeds from exercise of stock options              136             - -
  Proceeds from sale/leaseback                         - -              18
  Payments on capital lease obligations                 (4)             (5)
                                                    ------          ------
           Net cash provided by investing
            activities                               4,504           4,481
                                                    ------          ------

Net increase in cash and cash equivalents            4,120           3,522
Cash and cash equivalents, beginning of period      36,444           2,805
                                                    ------          ------

Cash and cash equivalents, end of period           $40,564          $6,327
                                                   -------          ------

           See Notes to Condensed Consolidated Financial Statements

                                   SQA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Summary of Significant Accounting Policies

     SQA, Inc. (the "Company") develops and markets integrated software products for the automated testing and quality management of Windows-based client/server applications. The Company also provides a comprehensive range of customer support services, including training, support and on-site consulting. The Company sells its products to companies (end users), that develop customized software applications using standardized development software provided by others, and to distributors, which remarket the Company's products to end users. The Company's revenue is derived from license fees for use of its software products by end users and from services provided to end users.

     The Company was incorporated as Software Quality Automation, Inc. under the laws of the State of Delaware in March 1990. The name of the Company was changed to SQA, Inc. in April 1995.

     (a)  Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of SQA, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated. The financial statements included herein are subject to year-end audit adjustments by the Company's independent public accountants.

     Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     (b)  Interim Financial Statements

     The condensed consolidated balance sheet at June 30, 1996 and condensed consolidated statements of operations for the three month and six month periods ended June 30, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet at December 31, 1995 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, which are contained in the Company's 1995 Annual Report to Stockholders.

2.   Initial Public Offering

     In December 1995, the Company completed its initial public offering and issued 2,000,000 shares of its common stock to the public at a price of $16 per share. The Company received approximately $29 million of cash, net of underwriting discounts, commissions and other offering costs. Simultaneously, all outstanding preferred shares were automatically converted into an equal number of shares of common stock.

     In January 1996, an additional 300,000 shares were sold at $16 per share pursuant to an underwriters over-allotment provision.

                                   SQA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

3.   Net Income Per Share

     Net income per share for the three months and six months ended June 30, 1996 is computed based upon the weighted average number of common and common equivalent shares outstanding during the period when dilutive. Fully diluted earnings per share have not been presented, as the amounts would not differ significantly from primary earnings per share.

     Net income (loss) per share for the three months and six months ended June 30, 1995 is computed based upon the pro forma weighted average number of common shares outstanding during the period, assuming conversion of all classes of convertible preferred stock into common stock. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive, except that, in accordance with the Securities and Exchange Commission requirements, common and common equivalent shares issued during the twelve-month period prior to the filing of an initial public offering have been included in the calculation as if they were outstanding for the entire period, using the treasury stock method and the initial public offering price.

4.   Lease Agreement

     In February 1996, the Company entered into a four year sublease agreement for approximately 43,000 square feet of office space to be used as the Company's corporate headquarters.

     As of June 30, 1996, the future minimum rental payments under the lease are as follows:


                       Year Ended               Amount
                                            (in thousands)

                          1996                   $477
                          1997                    763
                          1998                    763
                          1999                    763
                          2000                    254

                                               $3,020
                                               ======

5.   Investments in Debt Securities

     The Company's investment portfolio consists of U.S. government debt securities with original maturities at date of purchase of 90 days or less. These short-term investments are classified as held-to-maturity and are included in cash and cash equivalents. Such short-term investments are carried at amortized cost, which approximates fair value, due to the short period of time to maturity. Unrealized holding gains at June 30, 1996 amounted to $245,000. Unrealized holding losses at December 31, 1995 amounted to $8,000. Gross realized gains and losses on sales of marketable securities for the three month and six month periods ended June 30, 1996 and 1995 were not material to the results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Three Months Ended June 30, 1996 and 1995

Revenue

          Total revenue which consists of license fees revenue and services revenue increased approximately 84% to $5.4 million in the three months ended June 30, 1996 from $2.9 million in the three months ended June 30, 1995.
License fees revenue consists of revenue from the granting of perpetual licenses to use the Company's products. Services revenue consists of revenue from product support, training, and consulting. International revenue accounted for approximately 24% and 22% of total revenue for the three months ended June 30, 1996 and 1995, respectively. The Company expects that international revenue will continue to increase as a percentage of total revenue as the Company increases its international sales and marketing capabilities.

Revenue from License Fees

          License fees revenue increased approximately 72% to $3.5 million in the three months ended June 30, 1996 compared to $2.0 million in the three months ended June 30, 1995. The principal reason for the increase in license fees revenue was increased unit shipments. The Company believes that the increased unit shipments is due to an increase in the total market for automated testing of Windows client/server applications; the introduction of product upgrades and new products, including SQA Loadtest which was originally released in July 1995; increased market acceptance of the Company's products, primarily SQA Robot; and expanded sales and marketing activities by the Company, including an increase in the number of resellers of the Company's products. Also contributing to the increased license fees revenue was a September 1995 increase in the list price of the Company's products. There can be no assurance that in the future the Company will be able to increase prices for its products or avoid pressures to lower prices.

          In addition, the increase in license fees revenue for the quarter ended June 30, 1996 was primarily due to the introduction of SQA Suite 5.0. SQA Suite 5.0 operates in both the 16-bit and 32-bit Microsoft Windows environment. SQA Suite 5.0 contributed significant revenue in the quarter ended June 30, 1996. The Company anticipates that SQA Suite 5.0 will be its principal source of license fees revenue for the foreseeable future. There can be no assurance, however, that this version of the product will continue to increase revenue in future quarters.

Revenue from Services

          Revenue from services increased approximately 112% to $1.9 million in the three months ended June 30, 1996 from $898,000 in the three months ended June 30, 1995. The increase in revenue from services is principally the result of increased volume from support and training services, primarily due to the expansion of the total installed customer base, and renewals of annual service contracts by the Company's existing customers. To date, a substantial majority of the Company's customers have purchased annual service contracts and/or training at the time of ordering software products. The Company expects that services revenue will increase over time with the growth of the installed customer base.

Cost of License Fees

          Cost of license fees increased approximately 45% to $194,000 in the three months ended June 30, 1996 from $134,000 in the three months ended June 30, 1995 and decreased as a percentage of total revenue from 4.5% to 3.6%. Cost of license fees includes software and documentation reproduction costs, product packaging, media duplication, product media, packaging design and royalties to third parties. The increase in the absolute dollar amount reflects the increased volume of units sold. The decrease of cost of license fees as a percentage of total

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

revenue is primarily due to operating efficiencies associated with the greater volume of units shipped. This percentage may fluctuate in the future depending on product mix and distribution strategy.

Cost of Services

          Cost of services increased approximately 73% to $563,000 in the three months ended June 30, 1996 from $326,000 in the three months ended June 30, 1995 and decreased as a percentage of total revenue from 11% to 10%. The increase in the absolute dollar amount reflects an increase in employment-related costs for both customer support staff and consulting and training personnel, as well as an increase in the cost of product upgrades and materials used in training customers. The cost of services as a percentage of total revenue has decreased due to operating efficiencies associated with higher revenue levels. The Company expects to continue to hire additional customer support, consulting and training staff and to invest in its services organization in 1996. While the Company expects to make continued investments in its service organization to expand service capabilities in order to support an increasing number of users in the installed customer base operating on an increased number of platforms, the Company expects that such expenditures as a percentage of services revenue will remain approximately the same.

Sales and Marketing Expenses

          Sales and marketing expenses, which consist principally of salaries, commissions, and related costs for Company personnel, marketing seminars and other promotional expenses, increased approximately 69% to $2.4 million in the three months ended June 30, 1996 from $1.4 million in the three months ended June 30, 1995 and decreased as a percentage of total revenue to 44% from 48%. The increase in the absolute dollar amount of expenses was primarily due to the increased amount of sales personnel, increased commissions due to the higher revenue levels, increased number of marketing seminars and other promotional type activities. Sales and marketing expenses as a percentage of total revenue decreased due to greater productivity achieved by the sales and marketing organizations. The Company intends to continue to invest in its sales and marketing organization in the future. There can be no assurance that such investments will result in increased revenues or continued improvement in the effectiveness of the Company's sales organization.

Research and Development Expenses

          Research and development expenses, which consist principally of the employment-related costs for engineering and technical personnel associated with developing new products or enhancing existing products, increased approximately 67% to $953,000 for the three months ended June 30, 1996 from $572,000 in the three months ended June 30, 1995. The increase in absolute dollars was primarily due to increases in the number of software engineers and technical personnel and related costs for the development of new software products, as well as the enhancement and support of existing products. The Company's research and development efforts focused primarily on the introduction of SQA Suite 5.0 for the Windows 32-bit operating systems. There can be no assurance, however, that the Company will continue to be successful in developing product enhancements, new products, or versions of existing products for Windows 32-bit operating systems. Research and development expenses as a percentage of total revenue decreased from 19.5% to 17.6%. The Company intends to increase its investment in research and development for the continued development of new software products, as well as the enhancement and support of existing products. While the Company intends to increase the amount of product development expenditures in the future, it expects that such expenses as a percentage of total revenue will remain approximately the same. To date, the Company has not capitalized any software development costs, since the amount of costs incurred subsequent to the establishment of technological feasibility have been immaterial.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

General and Administrative

          General and administrative expense, which consist primarily of employment-related costs for administrative personnel, professional and other general corporate expenses, increased approximately 24% to $605,000 in the three months ended June 30, 1996 from $489,000 in the three months ended June 30, 1995 and decreased as a percentage of total revenue from 16.6% to 11.0%. The increase in absolute dollars was primarily due to an increase in additional costs associated with the Company's public company status. General and administrative expenses as a percentage of total revenue decreased due to operating efficiencies associated with higher revenue levels. The Company anticipates that general and administrative expenses will increase in absolute dollars in the future as it continues to build the infrastructure to support the Company's growth, as well as costs associated with being a public company.
While the Company intends to increase the amount of general and administrative expenses in the future, it expects that such expenses as a percentage of total revenue will remain approximately the same or decrease.

Other Income, Net

          Other income, which consists primarily of interest income generated from the Company's excess cash balances increased significantly to $437,000 in the three months ended June 30, 1996 from $67,000 in the three months ended June 30, 1995. This increase is due to an increase in the Company's cash position as a result of its initial public offering in December 1995, as well as an increase in cash generated from operations.


Six Months Ended June 30, 1996 and 1995

Revenues

          Total revenue which consists of license fees revenue and services revenue increased approximately 90% to $9.9 million in the six months ended June 30, 1996 from $5.2 million in the six months ended June 30, 1995. License fees revenue consists of revenue from the granting of perpetual licenses to use the Company's products. Services revenue consists of revenue from product support, training and consulting. International revenue accounted for 28% and 20% of total revenue for the six months ended June 30, 1996 and 1995, respectively.
The Company expects that international revenue will increase as a percentage of total revenue as the Company increases its international sales and marketing capabilities.

Revenue from License Fees

          License fees revenue increased approximately 79% to $6.5 million in the six months ended June 30, 1996 compared to $3.6 million in the six months ended June 30, 1995. The principal reason for the increase in license fees revenue was increased unit shipments. The Company believes that the increased unit shipments is due to an increase in the total market for automated testing of Windows client/server applications; the introduction of product upgrades and new products, including SQA Loadtest which was originally released in July 1995; increased market acceptance of the Company's products, primarily SQA Robot; and expanded sales and marketing activities by the Company, including an increase in the number of resellers of the Company's products. Also contributing to the increased license fees revenue was a September 1995 increase in the list price of the Company's products. There can be no assurance that in the future the Company will be able to increase prices for its products or avoid pressures to lower prices.

          In addition, the increase in license fees revenue for the six months ended June 30, 1996 was due, in part, to the introduction of SQA Suite 5.0. SQA Suite 5.0 operates in both the 16-bit and 32-bit Microsoft Windows environment. SQA Suite 5.0 contributed significant revenue in the six months ended June 30, 1996. The Company anticipates that SQA Suite 5.0 will be its principal source of license fees revenue for the foreseeable future. There can be no assurance that this version of the product will continue to increase revenue in future quarters.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Revenue from Services

          Revenue from services increased approximately 113% to $3.4 million in the six months ended June 30, 1996 from $1.6 million the six months ended June 30, 1995. The increase in revenue from services is principally the result of increased volume from support and training services, primarily due to the expansion of the total installed customer base, and renewals of annual service contracts by the Company's existing customers. To date, a substantial majority of the Company's customers have purchased annual service contracts and/or training at the time of ordering software products. The Company expects that services revenue will increase over time with the growth of the installed customer base.

Cost of License Fees

          Cost of license fees increased approximately 40% to $310,000 in the six months ended June 30, 1996 from $222,000 in the six months ended June 30, 1995 and decreased as a percentage of total revenue from 4% to 3%. Cost of license fees includes software and documentation reproduction costs, product packaging, media duplication, product media, packaging design and royalties to third parties. The increase in the absolute dollar amount reflects the increased volume of units sold. The decrease of cost of license fees as a percentage of total revenue is primarily due to operating efficiencies associated with the greater volume of units shipped. This percentage may fluctuate in the future depending on product mix and distribution strategy.

Cost of Services

          Cost of services increased approximately 61% to $1.1 million in the six months ended June 30, 1996 from $663,000 in the six months ended June 30, 1995 and decreased as a percentage of total revenue from 13 % to 11%. The increase in the absolute dollar amount reflects an increase in employment-related costs for both customer support, consulting, and training personnel, as well as an increase in the cost of product upgrades and materials used in the training of customers. The cost of services as a percentage of total revenue has decreased due to operating efficiencies associated with higher revenue levels. The Company expects to continue to hire additional customer support, consulting, and training staff and to invest in its services organization in 1996. While the Company expects to make continued investments in its service organization to expand service capabilities in order to support an increasing number of users in the installed customer base operating on an increased number of platforms, the Company expects that such expenditure as a percentage of services revenue will remain approximately the same.

Sales and Marketing Expenses

          Sales and marketing expenses, which consist principally of salaries, commissions, and related costs for Company personnel, marketing seminars and other promotional expenses, increased approximately 61% to $4.4 million in the six months ended June 30, 1996 from $2.7 million in the six months ended June 30, 1995 and decreased as a percentage of total revenue to 45% from 52%. The increase in the absolute dollar amount of expenses was primarily due to the increased amount of sales personnel, increased commissions due to the higher revenue levels, increased marketing seminars and other promotional type activities. Sales and marketing expenses as a percentage of total revenue decreased due to greater productivity achieved by the sales and marketing organizations. The Company intends to continue to invest in its sales and marketing organizations in the future. There can be no assurance that such investments will result in increased revenues or continued improvement in the effectiveness of the Company's sales organization.

Research and Development Expenses

          Research and development expenses, which consist principally of the employment-related costs for engineering and technical personnel associated with developing new products or enhancing existing products, increased approximately 48% to $1.7 million for the six months ended June 30, 1996 from $1.2 million in the six

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

months ended June 30, 1995. The increase in absolute dollars was primarily due to increases in the number of software engineers and technical personnel and related costs for the development of new software products, as well as the enhancement and support of existing products. In the first half of 1996 the Company's research and development efforts focused primarily on the development of SQA Suite 5.0 for the Windows 32-bit operating systems, which was released during the quarter ended June 30, 1996. There can be no assurance, however, that the Company will continue to be successful in developing product enhancements, new products, or versions of existing products for Windows 32-bit operating systems. Research and development expenses as a percentage of total revenue decreased from 22% to 18%. The Company intends to continue to invest in research and development for the continued development of new software products, as well as the enhancement and support of existing products. While the Company intends to increase the amount of product development expenditures in the future, it expects that such expenses as a percentage of total revenue will remain approximately the same. To date, the Company has not capitalized any software development costs, since the amount of costs incurred subsequent to the establishment of technological feasibility have been immaterial.

General and Administrative

          General and administrative expense, which consist primarily of employment-related costs for administrative personnel, professional and other general corporate expenses increased approximately 14% to $1.1 million in the six months ended June 30, 1996 from $966,000 in the six months ended June 30, 1995 and decreased as a percentage of total revenue from 18% to 11%. The increase in absolute dollars was primarily due to an increase in additional costs associated with the Company's public company status, as well as additional costs for finance and administrative personnel required to expand the Company's sales and customer support organization. General and administrative expenses as a percentage of total revenue decreased due to operating efficiencies associated with higher revenue levels. The Company anticipates that general and administrative expenses will increase in absolute dollars in the future as it continues to build the infrastructure to support the Company's growth, as well as costs associated with being a public company. While the Company intends to increase the amount of general and administrative expenses in the future, it expects that such expenses as a percentage of total revenue will remain approximately the same or decrease.

Other Income, Net

          Other income, which consists primarily of interest income generated from the Company's excess cash balances increased significantly to $851,000 in the six months ended June 30, 1996 from $85,000 in the six months ended June 30, 1995. The increase is due to an increase in the Company's cash position as a result of its initial public offering in December 1995, as well as an increase in cash generated from operations.

Provision for Income Taxes

          The Company has a limited operating history and has incurred significant cumulative losses to date. As a result of these factors, the prediction of future results of operations is difficult. Under Statement of Financial Accounting Standards (SFAS) 109, the Company is required to establish a valuation allowance against its deferred tax asset to the extent that it believes that it is "more likely than not" that the Company will not generate future taxable income sufficient to realize the tax benefit of its deferred tax asset in future years. Management will continue to monitor all available evidence to determine to what extent a valuation allowance is needed in the future. The Company expects that its effective income tax rate will be approximately ten (10%) percent for fiscal 1996 and accordingly, for the six months ended June 30, 1996 has provided $191,000 for income taxes.

Liquidity and Capital Resources

          In December 1995, the Company completed an initial public offering of 2,000,000 shares of its common stock at a price of $16 per share. Total net proceeds from its initial public offering was approximately $29 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

In January 1996, an additional 300,000 shares were sold also at $16 per share, pursuant to an underwriters over-allotment provision. Total net proceeds from this particular sale of common stock was approximately $4.5 million.

          Cash and cash equivalents totaled $40.6 million at June 30, 1996 compared to $36.4 million at December 31, 1995. Net cash provided by operations was $1,173,000 for the six months ended June 30, 1996 as compared to a use of cash of $729,000 for the six months ended June 30, 1995. Net cash provided by operations for the six months ended June 30, 1996 consisted principally of increases in net income, accounts payable, accrued expenses and deferred revenue, offset in part by increases in accounts receivable, prepaid expenses and other current assets. Net cash used in operations for the six month period ended June 30, 1995 was principally the result of the net loss as well as increases in accounts receivable, prepaid expenses and other current assets and decreases in accounts payable, offset in part by increases in accrued expenses and deferred revenue.

          Net cash used in the Company's investing activities was $1,557,000 and $230,000 for the six months ended June 30, 1996 and 1995, respectively. The net cash used in investing activities consists primarily of the purchase of property and equipment, principally computers and software. The Company anticipates that additional purchases of equipment will be made as the Company's employee base continues to grow.

          In February of 1996, the Company entered into a sublease arrangement for new corporate headquarters located in Burlington, Massachusetts, which the Company occupied beginning July 1996. As a result of this relocation, the Company has entered into firm commitments for additions to property and equipment and leasehold improvements of approximately $1,200,000.

          As of June 30, 1996 the Company had working capital of $39.8 million compared with $34.8 million at December 31, 1995. The Company does not have a bank line of credit. The Company believes that as of June 30, 1996, its current cash balances together with its cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements through 1997.

Certain Factors Which May Affect Future Results

          The Company does not provide forecasts of the financial performance of the Company. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which include substantial risks and uncertainties affecting the Company's future results of operations. The Company makes forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The Company's actual results may in the future vary significantly depending on a variety of factors which could cause actual results to differ materially from those contained in forward-looking statements contained herein. The Company's future results remain difficult to predict, and depend on factors including, without limitation, limited history of profitability, fluctuations in quarterly results, dependence on the client/server environment, an emerging market for software testing tools, dependence on Microsoft's Windows operating system, dependence on principal products, dependence on third parties for compatibility with development tool architecture, competition, rapid technological change, potential for new product delays and defects, dependence on proprietary technology, management of change, international operations and fluctuations in economic and market conditions. Because of these and other factors, past financial performance should not be considered an indicator of future performance.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

          a.) The Company held its annual meeting of stockholders on April 30, 1996. The number of shares issued, outstanding and eligible to vote as of the record date of March 11, 1996 was 7,966,547.

          b.) Messrs. Ted R. Dintersmith and Jerald G. Fishman were elected as directors at the April 30, 1996 annual stockholders meeting to Class I of the Company's Board of Directors, to serve for a term of three years and until successors are elected and qualified.

               Messrs. Edward T. Anderson and Paul A. Maeder were designated to serve a two-year term at a meeting of the Board of Directors held on October 23, 1995. The term of Messrs. Anderson and Maeder expires on the date of the 1997 Annual Meeting of Stockholders.

               Messrs. Thomas I. Csathy and Ronald H. Nordin were designated to serve a three-year term at a meeting of the Board of Directors held on October 23, 1995. The term of Messrs. Csathy and Nordin expires on the date of the 1998 Annual Meeting of Stockholders.

          c.) The following matters were voted on at the annual meeting of stockholders on April 30, 1996:


            1. To elect two directors to Class I of the Company's Board of
               Directors, to serve for a term of three years and until successors are elected and qualified.


                                               Number of Shares
                                               ----------------
            Director               For         Against      Withold Authority
            --------               ---         -------      -----------------
            Ted R. Dintersmith   7,320,934      46,720              0
            Jerald G. Fishman    7,320,934      46,720              0

            2. To ratify the selection of the firm of Arthur Andersen, LLP, independent public accountants, as auditors for the year ending December 31, 1996.



                                            Number of Shares
                                            ----------------
               For                              1,349,234
               Against                             18,420
               Withhold Authority                       0


          d.)  Not appliacble.


Item 6.   Exhibits and Reports on Form 8-K

          a.)  Exhibits.

               11.1   Statement Regarding Computation of Pro Forma Net Income
                      (Loss) Per Share.

               27     Financial Data Schedule.

          b.)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                               INDEX TO EXHIBITS

Exhibit
  No.
- - -----

11.1   Statement Regarding Computation of Pro Forma Net Income (Loss) Per Share.

27     Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SQA, Inc.
Date:  August  12, 1996


                                    /s/ Thomas F. Bogan
                                    --------------------------------------------
                                    By:  Thomas F. Bogan
                                    Senior Vice President, Finance, Chief
                                    Financial Officer, and Assistant Secretary
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)