Form 10-K405/A
period 1995-12-31
SQA INC
filed 1996-10-22
CIK 944257

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

      (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934  [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [No Fee Required]

               For the transition period from ______ to __________.

                        Commission file number  0-27196

                                   SQA, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                              04-3079083
        --------                              ----------
(State or other jurisdiction              (I.R.S.  employer
of incorporation or organization)         identification no.)

  One Burlington Woods Drive
   Burlington, Massachusetts                              01803
   -------------------------                              -----
(Address of principal executive offices)                (Zip code)


      Registrant's telephone number, including area code:  (617) 229-3500
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X   NO
                                    ---      ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of September 30, 1996 (computed based on the closing price of such stock on The Nasdaq National Market on September 30, 1996) was $157,317,915.

As of September 30, 1996, 8,041,189 shares of the registrant's Common Stock, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (as amended, the "Report"), is being filed to (i) amend and restate Section 5.1 and Exhibits C and H to Exhibit 10.8, International Software Development and Distribution Agreement between the Company and Mitsubishi Corporation, of the Report pursuant to a confidential treatment request as to certain portions, and (ii) to file Exhibit 23.1, the consent of Arthur Andersen LLP. All other exhibits to the Report remain unchanged and have been previously filed with the Securities and Exchange Commission.

                                 EXHIBIT INDEX
                                 -------------

  The following exhibits are filed as part of and incorporated by reference into, this Annual Report on Form 10-K:

Exhibit
 Number                                    Description
 ------                                    -----------
  3.1(1)    Amended and Restated Certificate of Incorporation of the Company
  3.2(1)    Amended and Restated By-Laws of the Company
  4.1(1)    Specimen certificate representing the Common Stock
 10.1(1)*   1990 Incentive and Nonqualified Stock Option Plan
 10.2(1)*   1995 Stock Plan
 10.3(1)*   1995 Employee Stock Purchase Plan
 10.4(1)*   1995 Non-Employee Director Stock Option Plan
 10.5(1)    Letter of employment dated July 7, 1992 between Ronald H. Nordin and the Company
 10.6(1)    10 State Street, Woburn, MA Lease dated January 22, 1993, as amended
 10.7**     Sublease of space at One Burlington Woods Drive, Burlington, MA dated February 26, 1996
 10.8***#   International Software Development and Distribution Agreement
            between the Company and Mitsubishi Corporation dated
            December 26, 1995
 11.1**     Statement recomputation of per share earnings
 13.1**     The Company's 1995 Annual Report to Stockholders, certain portions of which have been incorporated herein by reference
 21.1(1)    List of Subsidiaries of the Company
 23.1***    Consent of Arthur Andersen LLP
 24.1**     Power of Attorney

_____________

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-98598).
* Indicates a management contract or any compensatory plan, contract or arrangement.
** Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
***  Filed herewith.
#    Confidential treatment requested.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22 day of October, 1996.

                              SQA, INC.


                              By:  /s/  Ronald H. Nordin
                                  ----------------------
                                  Ronald H. Nordin
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                              Title(s)                      Date
---------                              --------                      ----

/s/  Ronald H. Nordin        President, Chief Executive       October 22, 1996
---------------------------  Officer (Principal
Ronald H. Nordin             Executive Officer), and
                             Director



/s/  Thomas Bogan            Vice President, Finance and      October 22, 1996
---------------------------  Administration and Chief
Thomas Bogan                 Financial Officer
                             (Principal Financial
                             Officer and Principal
                             Accounting officer)

*                                                             October 22, 1996
---------------------------
Edward T. Anderson           Director


*                                                             October 22, 1996
---------------------------
Thomas I. Csathy             Director

*                                                             October 22, 1996
---------------------------
Ted R. Dintersmith           Director

*                                                             October 22, 1996
---------------------------
Jerald G. Fishman            Director

*                                                             October 22, 1996
---------------------------
Paul A. Maeder               Director




*By: /s/  Ronald H. Nordin
--------------------------------------
    Ronald H. Nordin, Attorney in Fact.