Form 10-Q
period 1996-09-30
SQA INC
filed 1996-11-14
CIK 944257

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q


(MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996.

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended

                       Commission File number     0-27196
                                             -------------
                                   SQA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

     Delaware                                            04-3079083
--------------------------                               ----------
(State of Incorporation)                       (IRS Employer Identification No.)

                   1 Burlington Woods Dr. Burlington MA 01803
                ----------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                (617) 229-3500
                                --------------
                     Telephone Number, Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 During the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES  X          NO
   ------         ------

As of October 28, 1996 there were 8,088,644 shares of Common Stock, $.01 par value, outstanding.

                                   SQA, INC.

                               INDEX TO FORM 10-Q


                                                                                          Page No.
                                                                                          -------
PART I - FINANCIAL INFORMATION
------------------------------

     Item 1. Financial Statements:

     Condensed Consolidated Balance Sheets as of September 30, 1996 and
     December 31, 1995                                                                        3

     Condensed Consolidated Statements of Operations for the
     three and nine months ended September 30, 1996 and 1995                                  4

     Condensed Consolidated Statements of Cash Flows for the
      nine months ended September 30, 1996 and 1995                                           5

     Notes to Condensed Consolidated Financial Statements                                     6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                            7


PART II - OTHER INFORMATION
---------------------------

     Item 6. Exhibits and Reports on Form 8-K                                                11

     Signatures                                                                              13


PART I.  FINANCIAL INFORMATION


                                   SQA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                          SEPTEMBER 30,   DECEMBER 31,
                                               1996           1995
                                         ---------------  -------------
ASSETS
Current assets:
 Cash and cash equivalents                      $40,382        $36,444
 Accounts receivable, net                         4,572          2,635
 Prepaid expenses and other current
 assets                                             909            476
                                                -------        -------
    Total current assets                         45,863         39,555
                                                -------        -------
Property and equipment, net                       3,307            865
Other assets                                        192             45
                                                -------        -------
 Total assets                                   $49,362        $40,465
                                                =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $ 1,307        $   819
 Accrued expenses                                 1,808          1,646
 Deferred revenue                                 2,679          2,279
                                                -------        -------
    Total current liabilities                     5,794          4,744
                                                -------        -------
Stockholders' equity:
 Preferred Stock, $.01 par
  value:
 5,000,000 shares authorized,
  none issued and outstanding                        --             --
 Common Stock, $.01 par value:                       80             77
 18,000,000 shares
  authorized, 8,041,189
  shares issued and
  outstanding at September
  30, 1996 and 7,660,699
  shares issued and
  outstanding at December 31,
  1995
     Additional paid-in
      capital                                    46,102         41,554
     Accumulated deficit                         (2,614)        (5,910)
                                                -------        -------
        Total stockholders'
         equity                                  43,568         35,721
                                                -------        -------
     Total liabilities and
      stockholders' equity                      $49,362        $40,465
                                                =======        =======


           See Notes to Condensed Consolidated Financial Statements.

                                   SQA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                         -------------------- ------------------
                                            1996      1995      1996      1995
                                         ---------- --------- --------- --------
Revenue:
 License fees                               $4,807    $2,318   $11,335   $5,964
 Services                                    1,995     1,123     5,417    2,722
                                            ------    ------   -------   ------
  Total revenue                              6,802     3,441    16,752    8,686
                                            ------    ------   -------   ------
Cost of revenue:
 License fees                                  293       144       603      366
 Services                                      632       416     1,704    1,079
                                            ------    ------   -------   ------
  Total cost of revenue                        925       560     2,307    1,445
                                            ------    ------   -------   ------
 Gross profit                                5,877     2,881    14,445    7,241
                                            ------    ------   -------   ------
Operating expenses:
 Sales and marketing                         2,809     1,531     7,233    4,272
 Research and development                    1,219       565     2,956    1,742
 General and administrative                    838       573     1,936    1,539
                                            ------    ------   -------   ------
  Total operating expenses                   4,866     2,669    12,125    7,553
                                            ------    ------   -------   ------
Income (loss) from operations                1,011       212     2,320     (312)
Other income, net                              464        77     1,315      162
                                            ------    ------   -------   ------
Income (loss) before provision for
 income taxes                                1,475       289     3,635     (150)
Provision for income taxes                     148        --       338       --
                                            ------    ------   -------   ------
Net income (loss)                           $1,327    $  289   $ 3,297   $ (150)
                                            ======    ======   =======   ======

 Net income (loss) per share                 $0.15     $0.05     $0.38   $(0.03)
                                            ======    ======   =======   ======
 Shares used in computing net income
  (loss) per share                           8,858     5,980     8,786    5,875
                                            ======    ======   =======   ======


           See Notes to Condensed Consolidated Financial Statements.

                                   SQA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                        ----------  ---------
                                            1996       1995
                                        ----------  ----------
OPERATING ACTIVITIES:
          Net cash provided by
           operating activities            $ 2,301    $   45

INVESTING ACTIVITIES:
Purchases of property and equipment         (2,762)     (412)
Additions to other assets                     (147)       (8)
                                           -------    ------
Net cash used by investing activities       (2,909)     (420)

FINANCING ACTIVITIES:
Proceeds from sale of stock, net of
 issuance costs                              4,372     4,435
Proceeds from employee stock plans             179        50
Borrowings (payments) on capital lease
 obligations                                    (5)        5
Net cash provided by investing
 activities                                  4,546     4,490
                                           -------    ------
Net increase in cash and cash
 equivalents                                 3,938     4,115
Cash and cash equivalents, beginning of
 period                                     36,444     2,806
                                           -------    ------
Cash and cash equivalents, end of period   $40,382    $6,921
                                           =======    ======

           See Notes to Condensed Consolidated Financial Statements.

                                   SQA, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The condensed consolidated financial statements presented have been prepared by the Company without audit but, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of results for any future interim period or for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The condensed consolidated financial statements and the notes included herein should be read in conjunction with the financial statements and notes for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


2.  ACCOUNTING CHANGES

In the first quarter of 1996, The Company adopted the Financial Accounting Standards Board Statement No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed. The effect of adoption did not have a material impact on the Company's financial position or results of operations.


3.  LEASE AGREEMENT

In February 1996, the Company entered into a four year sublease agreement for approximately 43,000 square feet of office space to be used as the Company's corporate headquarters.

As of September 30, 1996, the future minimum rental payments under the lease are as follows:

                     YEAR ENDED            AMOUNT
                                       (in thousands)

                        1996                  $  189
                        1997                     755
                        1998                     755
                        1999                     755
                        2000                     440
                                              ------

                                              $2,894
                                              ======


4.  SUBSEQUENT EVENT

On November 12, 1996, the Company and Rational Software Corporation of Santa Clara, California (Rational) announced a definitive merger agreement to create a worldwide company providing a comprehensive solution for component-based software development. Under the terms of the merger agreement, all outstanding shares of the Company's common stock will be exchanged for shares of Rational on the basis of 0.86 shares of Rational for each share of the Company. The transaction is expected to be accounted for as a pooling of interest and to qualify as a tax-free reorganization. Completion of the transaction is subject to customary conditions, including approval by the stockholders of the Company and Rational and HSR review. The merger is expected to close in the first quarter of fiscal 1997. There can be no assurances that the merger will be completed as scheduled, or at all, or that the Company and Rational will be able to successfully integrate.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


RESULTS OF OPERATIONS

Revenue
-------

License fees revenue increased 107.4% from $2,318,000 for the three months ended September 30, 1995 to $4,807,000 for the three months ended September 30, 1996 and increased 90.1% from $5,964,000 for the nine months ended September 30, 1995 to $11,335,000 for the nine months ended September 30, 1996. These increases are primarily attributable to: (i) increased unit shipments as a result of expanded market acceptance of the Company's products and continued growth in the market for automated testing of Windows client/server applications, (ii) the introduction of new products and product upgrades, (iii) expanded sales and marketing activities, including an increase in the number of resellers of the Company's products, and (iv) increases in the list prices of the Company's products.

The Company has historically derived substantially all of its license fees revenue from SQA Robot and SQA Suite. The increase in license fees revenue for the three and nine month periods ended September 30, 1996 was more specifically attributable to SQA Suite 5.0, which operates in both the 16-bit and 32-bit Microsoft Windows environment. The Company anticipates that SQA Suite 5.0 will be its principal source of license fees revenue for the foreseeable future. There can be no assurance, however, that this version of the product will continue to increase revenue in future quarters. The Company's future financial performance will depend in part on the continued market dominance of the Windows operating system, and the successful development, introduction and customer acceptance of the Company's existing and new or enhanced products. There can be no assurance that the Company will continue to be successful in marketing its existing or any new or enhanced products. The market in which the Company operates is characterized by intense competition and many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. These companies may introduce products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products.

Service revenue increased 77.6% from $1,123,000 for the three months ended September 30, 1995 to $1,995,000 for the three months ended September 30, 1996 and increased 99.0% from $2,722,000 for the nine months ended September 30, 1995 to $5,417,000 for the nine months ended September 30, 1996. These increases are primarily attributable to the expansion of the Company's customer base, renewals of annual service contracts by existing customers, and the Company's continued emphasis on the sale and marketing of services. To date, a substantial majority of the Company's customers have purchased annual service contracts and/or training and consulting services at the time of purchasing the Company's products. The Company's success to date has depended to a significant extent upon a number of key management and technical employees, and the Company's ability to manage growth will require it to continue to recruit and retain senior management personnel and to motivate and effectively manage an increasing number of employees providing services related to the Company's products.

International revenue accounted for 21.9% and 22.2% of total revenue for the three and nine month periods ended September 30, 1996, respectively, versus 20.7% and 21.1% of total revenues in the comparable periods of 1995. These increases are attributable to the Company's increasing focus on international markets. The Company expects that international revenue will continue to represent a significant portion of total revenue. However, the percentage of total revenue derived internationally may fluctuate on a quarterly basis in the future based on the timing of orders from international distributors and end users, the addition of new international distributors, and the development of new features designed to address the needs of users in international markets.

In general, revenues are difficult to forecast because the market for software testing products is evolving rapidly and the Company's sales cycle, from the customer's initial evaluation through purchase of product and related support services, varies substantially from customer to customer. License fees revenue from quarter to quarter is difficult to forecast, as no significant order backlog exists at the end of any quarter, since the Company's products are typically shipped and revenues recognized upon receipt of customers' orders. Accordingly, license fees revenue in any quarter is dependent substantially on orders received, booked and shipped in that quarter. In addition, the Company has historically derived a substantial portion of its license fees revenue from direct sales activities, including telesales activities, for which forecasts are inherently difficult. There can be no assurance that these sales efforts will continue to be successful in future quarters.


Gross Profit
------------

Gross profit for the three and nine month periods ended September 30, 1996 increased to 86.4% and 86.2%, respectively, from 83.7% and 83.4% for the comparable periods of 1995. These increases are primarily attributable to: (i) a higher percentage of revenues derived from license fees, as the cost of such revenues continues to be nominal, and (ii) operating efficiencies in the service organization associated with the increased revenue levels.

A substantial portion of the Company's cost of services revenue is related to personnel, facilities, support and service programs. These expenditures cannot be adjusted quickly and are therefore fixed in the short term. The level of these expenses is based largely on the Company's expectations of future revenue levels. Accordingly, future gross profit levels are highly dependent on future revenue levels being sufficient to cover service costs. If actual revenue levels on a quarterly basis are below management's expectations, gross profit levels, as well as overall results of operations, would likely be adversely affected.


Sales and Marketing Expenses
----------------------------

Sales and marketing expenses increased to $2,809,000 (41.3% of total revenue) for the three months ended September 30, 1996 from $1,531,000 (44.5% of total revenue) in the comparable period of 1995 and increased to $7,233,000 (43.2% of total revenue) for the nine months ended September 30, 1996 from $4,272,000 (49.2% of total revenue) in the comparable period of 1995. The increases in dollar amount are due to: (i) the hiring of additional sales and marketing personnel, (ii) increased commissions due to the higher revenue levels, and
(iii) increases in the number of marketing seminars and other promotional activities. Sales and marketing expenses as a percentage of total revenue decreased due to enhanced productivity and efficiencies associated with higher revenue levels.

The Company intends to continue to invest in its sales and marketing organization in the future. There can be no assurance that such investments will result in increased revenues. A substantial portion of sales and marketing expenses is related to personnel, facilities, and marketing programs. These expenditures cannot be adjusted quickly and are therefore fixed in the short term. The level of these expenses is based largely on the Company's expectations of future revenue levels. Accordingly, future operating results are highly dependent on future revenue levels being sufficient to cover these expenses. If actual future revenue levels are below management's expectations, operating results would likely be adversely affected.

Research and Development Expenses
---------------------------------

Research and development expenses increased to $1,219,000 (17.9% of total revenue) for the three months ended September 30, 1996 from $565,000 (16.4% of total revenue) in the comparable period of 1995 and increased to $2,956,000 (17.6% of total revenue) for the nine months ended September 30, 1996 from $1,742,000 (20.1% of total revenue) in the comparable period of 1995. The increases in dollar amount are due to increases in the number of software engineers and technical personnel for both the development of new products, as well as the enhancement and support of existing products.

The increase in research and development expenses as a percentage of total revenue for the three months ended September 30, 1996, and the lower than expected decline in this percentage for the nine months then ended, is due primarily to increased spending in the third quarter of 1996 related to hiring of engineers and technical personnel earlier in the quarter than originally planned. This was necessitated by the Company's desire to advance the development effort related to future product deliverables. While research and development personnel levels as of September 30, 1996 are in line with the Company's plan, the fact that certain hires were made sooner than planned resulted in the increase in research and development expenses as a percentage of total revenue. The Company does not presently expect research and development expenses as a percentage of total revenue to increase in the future.

The Company intends to continue to invest in research and development for the continued development of new products as well as the continued enhancement and support of existing products. There can be no assurance that such investments will result in increased revenues. A substantial portion of research and development expenses is related to personnel and facilities. These expenditures cannot be adjusted quickly and are therefore fixed in the short term. The level of these expenses is based largely on the Company's expectations of future revenue levels. Accordingly, future operating results are highly dependent on future revenue levels being sufficient to cover these expenses. If actual future revenue levels are below management's expectations, operating results would likely be adversely affected.


General and Administrative
--------------------------

General and administrative expenses increased to $838,000 (12.3% of total revenue) for the three months ended September 30, 1996 from $573,000 (16.7% of total revenue) in the comparable period of 1995 and increased to $1,936,000 (11.6% of total revenue) for the nine months ended September 30, 1996 from $1,539,000 (17.7% of total revenue) in the comparable period of 1995. The increases in dollar amount are due to an increase in administrative personnel and related costs associated with the need to support the Company's growth. The decreases in general and administrative expenses as a percentage of total revenue are due to operating efficiencies associated with higher revenue levels.

The Company intends to continue to invest in the development of its administrative infrastructure necessary to support the Company's growth. A substantial portion of general and administrative expenses is related to personnel and facilities. These expenditures cannot be adjusted quickly and are therefore fixed in the short term. The level of these expenses is based largely on the Company's expectations of future revenue levels. Accordingly, future operating results are highly dependent on future revenue levels being sufficient to cover these expenses. If actual future revenue levels are below management's expectations, operating results would likely be adversely affected.


Other Income
------------

Other income, which consists primarily of interest income generated from the Company's short-term investments, increased to $464,000 and $1,315,000 for the three and nine month periods ended September 30, 1996, respectively, from $77,000 and $162,000 in the comparable periods of 1995. These increases are due to an increase in the level of short-term investments as a result of: (i) the Company's initial public offering in December 1995 and (ii) an increase in cash generated from operations in 1996 compared to 1995.


Provision for Income Taxes
--------------------------

As a result of the utilization of net operating loss carryforwards in accordance with Statement of Financial Accounting Standards No. 109, the Company expects that its effective tax rate for 1996 will approximate 9 - 10%. Accordingly, for the nine months ended September 30, 1996, the Company has provided $338,000 for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has satisfied its cash requirements principally with the proceeds of equity financings and cash provided from operations. Cash and cash equivalents totaled $40,382,000 at September 30, 1996 compared to $36,444,000 at December 31, 1995.

Net cash provided by operations was $2,301,000 for the nine months ended September 30, 1996 compared to $45,000 in the comparable period of 1995. The increase in cash provided by operations is attributable to the increased operating income in 1996 versus 1995, and the timing of changes in working capital in 1996 compared to 1995. Net cash used in the Company's investing activities was $2,909,000 and $420,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash used in investing activities in 1996 was due to the expansion of the Company's employee base, in addition to the Company's relocation to a larger corporate headquarters. The Company anticipates that additional purchases of equipment will need to be made as the Company's employee base continues to grow.

As of September 30, 1996 the Company had working capital of $40,069,000 compared with $34,811,000 at December 31, 1995. The Company does not have a bank line of credit. The Company believes that as of September 30, 1996, its cash and cash equivalents, together with its cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future.


FUTURE OPERATING RESULTS

The Company does not provide forecasts of its future financial performance. Certain information provided by the Company or statements made by its employees may contain "forward-looking" information which include substantial risks and uncertainties concerning the Company's future results of operations. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Depending on a variety of factors, the Company's actual future results may differ materially from those which could be inferred from certain forward-looking statements contained herein. Such factors include, but are not limited to, the following: limited history of profitability, fluctuations in quarterly results, dependence on the client/server environment, an emerging market for software testing tools, dependence on Microsoft's Windows operating system, dependence on principal products, dependence on third parties for compatibility with development tool architecture, competition, rapid technological change, potential for new product delays and defects, dependence on proprietary technology, management of change, international operations, and fluctuations in economic and market conditions. The market price of the Company's common shares could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors and other events or factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies. These fluctuations, as well as general economic and market conditions, may materially and adversely affect the market price of the Company's common shares. Because of these and other factors, past financial performance should not be considered an indicator of future performance.

On November 12, 1996, the Company and Rational Software Corporation of Santa Clara, California (Rational) announced a definitive merger agreement to create a worldwide company providing a comprehensive solution for component-based software development. Under the terms of the merger agreement, all outstanding shares of the Company's common stock will be exchanged for shares of Rational on the basis of 0.86 shares of Rational for each share of the Company. The transaction is expected to be accounted for as a pooling of interest and to qualify as a tax-free reorganization. Completion of the transaction is subject to customary conditions, including approval by the stockholders of the Company and Rational and HSR review. The merger is expected to close in the first quarter of fiscal 1997. There can be no assurances that the merger will be completed as scheduled, or at all, or that the Company and Rational will be able to successfully integrate.

PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           a.)    Exhibits

                  11.1   Statement Regarding Computation of Pro
                         Forma Net Income (Loss) Per Share

                  27     Financial Data Schedule

           b.)    Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                               INDEX TO EXHIBITS

Exhibit
    No.
 ------

11.1    Statement Regarding Computation of Pro Forma Net Income (Loss) Per Share

27      Financial Data Schedule

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SQA, Inc.



Date:  November 13, 1996            /s/ Thomas F. Bogan
                                    -------------------------
                                    By:  Thomas F. Bogan
                                    Senior Vice President - Finance, Chief
                                    Financial Officer, and Assistant Secretary
                                    (Principal Financial and Accounting Officer)